Form 10QSB
period 2001-06-30
EZEE RIDER CORP
filed 2001-08-22
CIK 1124807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 1O-QSB

                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2001
                         ------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from ___________to___________

                        Commission file number 333-50472
                        ---------------------------------

                                EZEE RIDER CORP.
   ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware 16-1591048
        ------------------------------- ---------------------------------
        (State or other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)

               2541 Monroe Avenue, Suite 301, Rochester, NY 14618
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (716) 244-1840
   --------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 960,000 shares of common stock, as of August 20, 2001.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                 EZEE Rider Corp. - A Development Stage Company
                                 Balance Sheets

                                                                         June 30, 2001
                                                                          (Unaudited)      December 31, 2000

                               Assets
Cash                                                                         $    1,952            $    1,821
                                                                     -------------------   -------------------
                            Total Assets                                     $    1,952            $    1,821
                                                                     ===================   ===================

                Liabilities and Shareholder's Equity

Accounts Payable                                                             $    1,500            $    1,500
Taxes Payable                                                                                             150
                                                                                      -
Shareholder Loan
                                                                                  5,655                     -
                                                                     -------------------   -------------------
                            Liabilities
                                                                                  7,155                 1,650
                                                                     -------------------   -------------------


Common Stock
                                                                                    960                   960
Paid In Capital
                                                                                  8,640                 8,640
Deficit Accumulated in the Development Stage
                                                                               (14,803)               (9,429)
                                                                     -------------------   -------------------
                        Shareholder's Equity
                                                                                (5,203)                   171
                                                                     -------------------   -------------------

             Total Liabilities and Shareholder's Equity                      $    1,952            $    1,821
                                                                     ===================   ===================



         The accompanying Notes to Financial Statements are an integral part of these financial statements.

                 EZEE Rider Corp. - A Development Stage Company
                            Statements of Operations

                                                                                            For the Period
                                                      For the Three    For the Six Months  since Inception
                                                    Months Ended June    Ended June 30,    (July 12, 2000)
                                                        30, 2001              2001           to June 30,
                                                       (Unaudited)         (Unaudited)     2001 (Unaudited)
                                                       -----------         -----------          -----------

Revenue                                                        $   -               $   -              $   -
                                                   ------------------  ------------------  -----------------

Expenses
Legal and Accounting Expense                                   3,030               4,546             13,546
Miscellaneous Expenses                                           239                 828              1,107
Franchise Taxes                                                    -                   -                150
                                                   ------------------  ------------------  -----------------
                  Total Expenses                               3,269               5,374             14,803
                                                   ------------------  ------------------  -----------------

Net Loss                                                   $ (3,269)           $ (5,374)          $(14,803)
                                                   ==================  ==================  =================

Average Shares of Common Stock Outstanding                   960,000             960,000            842,500
                                                   ==================  ==================  =================

(Loss) per Common Share                                    $  (0.00)           $  (0.01)          $  (0.02)
                                                   ==================  ==================  =================


         The accompanying Notes to Financial Statements are an integral part of these financial statements.

                 EZEE Rider Corp. - A Development Stage Company
                            Statements of Cash Flows

                                                                                             For the Period
                                                        For the Three       For the Six      since Inception
                                                      Months Ended June  Months Ended June   (July 12, 2000)
                                                           30, 2001           30, 2001      to June 30, 2001
              (Uses) / Sources of Cash                   (Unaudited)        (Unaudited)        (Unaudited)
              -------------------------                  -----------        -----------        -----------
Operating Cash Flow
(Loss) for period                                            $ (3,269)          $ (5,374)           $(14,803)
Less- Accounts Payable                                                                                  1,500
                                                                     -                  -
Less- Franchise Taxes Payable                                                       (150)                   -
                                                                     -
                                                      -----------------  -----------------  ------------------
             Net Cash Used By Operations                       (3,269)            (5,524)            (13,303)
                                                      -----------------  -----------------  ------------------

Financing
Shareholder Loan                                                 3,655              5,655               5,655
Sale of Common Stock                                                                                    9,600
                                                                     -                  -
                                                      -----------------  -----------------  ------------------
               Net Cash From Financing                           3,655              5,655              15,255
                                                      -----------------  -----------------  ------------------

Increase In Cash                                                   386                131               1,952
Cash - Beginning                                                 1,566              1,821                   -
                                                      -----------------  -----------------  ------------------
Cash - Ending                                                 $  1,952           $  1,952            $  1,952
                                                      =================  =================  ==================

Cash Paid for Interest                                           $   -              $   -               $   -
                                                      =================  =================  ==================

Cash Paid for Income Taxes                                       $   -              $   -               $   -
                                                      =================  =================  ==================

         The accompanying Notes to Financial Statements are an integral part of these financial statements.

                 EZEE Rider Corp. - A Development Stage Company
                          Notes To Financial Statements
                                  June 30, 2001


1. Interim Financial Presentation

     The accompanying unaudited, condensed, balance sheet as of June 30, 2001 and statements of operations and cash flows for the three and six month periods then ended and for the period since inception (July 12, 200) have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited financial results should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form SB-1, Amendment No. 4.

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2001.


2.       Shareholder Loans

     Southward Investments LLC (the principal shareholder) has loaned EZEE Rider Corporation $7,455 as shown in the table below. The terms of each of the loans include interest at 7.5% on the unpaid balance and repayment by December 31, 2001.

                            Date                    Amount
                            ----                    ------
                  March 26, 2001                     $  2,000
                  April 25,2001                         1,000
                  May 3, 2001                           1,500
                  May 31, 2001                            200
                  June 13, 2001                           955
                                                 -------------
                  Subtotal - June 30, 2001              5,655
                  July 27, 2001                         1,800
                                                 -------------
                   Total shareholder loans           $  7,455
                                                 =============


3.  Registration of Common Stock

     On July 9, 2001, the Company's registration statement for the sale of 1,000,000 shares of common stock was declared effective by the Securities and Exchange Commission. The Company is in the initial stage of its direct offering, and as of the date of this filing, none of the shares covered by the registration statement has been sold to the public.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

EZEE Rider Corp. is a corporation that was organized under the laws of the State of Delaware in July 2000. We were formed for the purpose of becoming a transportation freight amalgamator for the hauling of freight by small motor carriers with our sole office located in Rochester, New York. We intend to evolve our business to amalgamate the transport capacity of numerous small common and contract general commodities motor freight carriers in the 48 contiguous United States.

Registration Statement

On July 9, 2001, our registration statement was declared effective by the Securities and Exchange Commission. We, through Platinum Investments Corporation, are offering 1,000,000 shares of common stock at a price of $0.50 per share, for total gross proceeds of $500,000, with net proceeds of approximately $460,000. As of the date of this report, no shares have been sold in the offering.

Plan of Operations

Our plan of operation for the twelve months following the date of this report is to amalgamate the transportation services of small to medium-size, privately owned, locally operated, moving and storage companies. To achieve this objective, we will pursue a dual strategy of purchasing and franchising (co-branding) services with such entities.

In the case of purchases, our intention is to issue shares of our stock in connection with the business combination. However, we anticipate that, due to the implementation of changes to existing operations of target companies, we are planning to be able to support additional working capital requirements for up to an additional 180 days. Over time, it would be our goal to reduce working capital demands and restore this one-time increase of working capital to, or below, pre-acquisition levels for target companies. The actual amount of the additional working capital requirements would depend on the financial condition and operating characteristics of the target company.

In the case of franchises, we will charge a fee based on the value of the services provided to the franchisee, which are expected to be less than the current level of expenses for the franchisees, based on the benefits of leveraging economies of scale.

In either case, our goal will be to ultimately create a national identity as a motor carrier and to consolidate fragmented and cost-inefficient transportation capacity in order to optimize profit margins associated with the services provided by small motor carriers. Whether purchased or franchised, transporters will all operate under our "EZEE Rider" identity.

In the case of purchased operations, we intend to recognize revenues upon delivery of the related freight.

In the case of franchises, initial franchise application fee revenue from prospective franchisees would be recognized as income when the underlying transporter begins operations under the terms of the franchise agreement. Fees for ongoing franchise-related services would be recognized as income when the related underlying costs are charged to expense.

Although these strategies have been formulated, they have not yet been reduced to a formal set of written procedures.

Management believes that amalgamating freight capacity is an attractive option to traditional marketing by a fragmented industry comprising small motor carriers. We believe the benefits of our contracts include:

- Use of equipment: The process of amalgamating the freight capacity of small motor carriers should provide for a greater and more balanced utilization factor in the use of the transportation equipment. The increased efficiency of the equipment use and the decreased need for standby transportation capacity should increase the utilization factor and create the opportunity for rate reductions and increased profitability. Standby capacity refers to the amount of transportation capacity that is excess to normal operations. This standby capacity is created primarily to service peak or other abnormal demands for transportation. Typically, unaffiliated small motor carriers do not coordinate their transportation loading requirements to provide mutual backup in such situations; rather they individually schedule and dispatch freight, which creates excessive standby capacity to service the peak demands. Accordingly, the use of computer based software applications to improve scheduling and dispatch of all of the amalgamated motor carriers on a coordinated basis is expected to improve the utilization factor.

- Conservation of capital: Decreasing the need for standby transport capacity among small fragmented motor carriers should decrease the related capital commitments; accordingly, less money is tied-up in equipment costs and is available to be employed elsewhere resulting in lower prices charged to customers.

- Increased utilization leading to more stable cash flow: We believe balancing the utilization of the transportation equipment should also result in an improved capability to predict and manage the cash flow related to the equipment use and create additional opportunity for significant rate reductions and increased profitability. This is because cash flow derives from scheduling and dispatch with high load factors. For example, a load dispatched from New York to Philadelphia with an empty return, as might be the case with an independent motor carrier, could be converted to a load in both directions in the case where the same motor carrier were part of the amalgamated motor carriers having the benefits of operation as we envision them.

Servicing the trucking contracts involves establishing a freight transportation schedule, dispatching trucks, coordinating delivery, collecting the payments, and settling with the freight carrier. The main objectives in this area are to ensure the efficient scheduling and transport of goods and materials and to insure payments are collected on time. Accordingly, the capacity to service trucking contracts efficiently on a large scale is software driven. The primary costs of software development and implementation are incurred during the initial phases of our business plan.

We intend to develop a computer system available exclusively to franchisees and affiliates to monitor and control the operations, scheduling, reporting, compliance, billing, collection, settlement and other operational aspects of the business. There are industry specific applications already available which can be implemented to accomplish these goals, however, we anticipate the need for some peripheral development of networked capability among all participating motor carriers and to provide real-time updates of key data. We intend to utilize outside assistance to develop this system.

As we have recently been organized, there exists no historical operating performance and no track record of freight amalgamation on our part.

In order to implement our plan of operations, we must have capital to fund the marketing and infrastructure (computer equipment, office space, and general overhead) necessary to originate contracts with small motor carriers as a means to amalgamate the transportation capacity collectively at their disposal.

We are currently undercapitalized. Our plan of operations is based upon the amount of capital we raise in our public offering. We intend to satisfy our liquidity needs during the foreseeable future by advances from shareholders and through the sale of stock in the public offering. Our business plan anticipates a minimum capitalization of $125,000 (25% of the offering amount).

Assuming we raise 25% of the total offering amount, we believe we will be able to finance our planned operations without having to raise any additional cash in the next four to five months. If we only raise 25% of the total offering amount, our growth will be slow since we will be limited in our ability to develop the necessary infrastructure and pay salaries until such time as we are generating and collecting revenue from transportation contracts. No such contracts are in place as of the date of this report. If we are successful in selling 25% of the securities offered, we intend to limit our infrastructure spending to the purchase of a computer system but little or no implementation of software (including the capability to network any computer operations), other administrative support functions, and the development and execution of a limited sales marketing plan. In addition, our ability to efficiently amalgamate operations around common operational processes will be limited. The limitations on the ability to purchase computer applications would likely have an impact on our ability to communicate operational data, including scheduling and dispatch information, as well as the ability to meet our motor fuel tax reporting requirements to various state agencies. The lack of computer applications would mean that the communication of operational data would take place by using oral discussion and transmission of facsimile copies or regular mail of manually prepared documents. These factors could limit our scope of operations and our rate of growth. We may also be limited in our ability to procure accident insurance at the desired level, which would limit operations as coverage would only be obtainable for three to five vehicles.

Assuming we raise 50% of the total offering amount, we believe we will be able to finance our planned operations for nine to ten months without having to raise additional cash. If we only raise 50% of the total offering amount, our growth will be less rapid than if all of the common stock were to be sold. In addition to purchasing a computer, we expect to implement basic software to create an intranet communication and control system to be used among our affiliated providers (company-owned and franchised) to monitor and control the operations, scheduling, reporting, compliance, billing, collection and other operational aspects of the business. A more developed sales and marketing plan can be developed, and more funds would be available to begin amalgamating the transportation capacity of small motor carriers. Funds would be expected to provide coverage for up to ten vehicles

Assuming we raise the total offering amount, we believe we will be able to finance our planned operations without having to raise any additional cash in the next 12 months. With the net cash proceeds from the offering, we intend to purchase sufficient hardware and software unique to servicing transportation contracts to enable execution of our business plan, and use a substantial portion of the funds raised to initiate and maintain professional marketing and execute our plan of growing through franchises and acquisitions.

Results of Operations

We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the three and six months ended June 30, 2001 we have been in the early stage of operations development. Our focus has been primarily directed toward preparing our registration statement for the sale of common stock to enable us to execute our business plan, as described above.

During the three and six months ended June 30, 2001, our cash position remained relatively constant. During the three and six months ended June 30, 2001, we had no revenues and our net loss was $3,269 and $5,374, respectively. Our ability to pay ongoing expenses was met by loans from our principal shareholder.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

In November 2000, we filed a registration statement with the SEC to sell 1,000,000 shares of our common stock at $0.50 per share. Our registration statement was declared effective by the SEC on July 9, 2001, file number 333-50472.

As of the date of this report, the offering has not commenced. We are attempting to obtain approval from the National Association of Securities Dealers to have our stock quoted on the Over-the-Counter Bulletin Board and intend to commence the offering after we receive such approval. There is no assurance that our stock will be cleared for quotation on the OTC-BB. Therefore, as of the date of this report, none of the shares covered by the registration statement have been sold to the public.

As of the June 30, 2001, we had incurred $13,876 in expenses in connection with the offering. Those expenses include the following:
   Legal                                       $10,331
   Accounting                                    2,500
   Filing fees                                   1,045
                                        -----------------
   Total                                       $13,876
                                        =================

None of the expenses incurred in connection with the offering were, directly or indirectly, to any of our directors or officers, their associates, any persons owning ten percent or more of our outstanding common shares or other affiliates of EZEE Rider. All of the expenses incurred were, directly or indirectly, to other persons or entities. However, Southward Investments LLC (a shareholder owning more than ten percent of our outstanding shares and controlled by an officer and director of EZEE Rider) has loaned EZEE Rider funds to pay expenses until proceeds of the offering are available. It is anticipated that the loan from Southward Investments LLC will be repaid from the proceeds of the offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

Exhibit No.       Identification of Exhibit

     3.1    -     Articles of Incorporation (1)
     3.2    -     By Laws (1)
    11.1    -     Statement re: computation of per share earnings (2)

(1) Documents included as Exhibits to Form SB-1, filed on November 22, 2000.
(2) See Part I - Financial Statements.

(b) REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the period covered by this report.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2001

EZEE Rider Corp.



By:  /s/ Morris Diamond
   ----------------------------
         Morris Diamond
         President (Principal Financial and
         Accounting Officer)