Form 10-Q
period 2001-09-30
EZEE RIDER CORP
filed 2001-11-13
CIK 1124807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 1O-QSB

                                   (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2001
                         ------------------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 960,000 shares of common stock, as of November 1, 2001.


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                 EZEE Rider Corp. - A Development Stage Company
                                 Balance Sheets

                                                                      September 30, 2001    December 31, 2000
                                                                          (Unaudited)
                                                                     -----------------------------------------

                               Assets
Cash                                                                         $    1,914            $    1,821

                                                                                      -                     -
                                                                     -------------------   -------------------
                            Total Assets                                     $    1,914            $    1,821
                                                                     ===================   ===================

                Liabilities and Shareholder's Equity

Accounts Payable                                                             $    1,500            $    1,500
Taxes Payable
                                                                                      -                   150
Shareholder Loan
                                                                                  6,285                     -
                                                                     -------------------   -------------------
                            Liabilities
                                                                                  7,785                 1,650
                                                                     -------------------   -------------------


Common Stock
                                                                                    960                   960
Paid In Capital
                                                                                  8,640                 8,640
Deficit Accumulated in the Development Stage
                                                                               (15,471)               (9,429)
                                                                     -------------------   -------------------
                        Shareholder's Equity
                                                                                (5,871)                   171
                                                                     -------------------   -------------------

                                                                                      -                     -
                                                                     -------------------   -------------------
             Total Liabilities and Shareholder's Equity                      $    1,914            $    1,821
                                                                     ===================   ===================


The accompanying Notes to Financial Statements are an integral part of these financial statements.

                 EZEE Rider Corp. - A Development Stage Company
                            Statements of Operations


                                                        For the Three       For the Three       For the Nine      For the Period
                                                        Months Ended        Months Ended        Months Ended     since Inception
                                                     September 30, 2001  September 30, 2000  September 30, 2001  (July 12, 2000)
                                                         (Unaudited)         (Unaudited)         (Unaudited)       to September
                                                                                                                     30, 2001
                                                                                                                   (Unaudited)
Revenue                                                       $     -             $     -             $     -             $     -
                                                     -----------------   -----------------   -----------------   -----------------

Expenses
Legal and Accounting Expense
                                                                  630               1,400               5,176              14,176
Miscellaneous Expenses
                                                                   39                  13                 867               1,145
Franchise Taxes
                                                                    -                 100                   -                 150
                                                     -----------------   -----------------   -----------------   -----------------
                   Total Expenses
                                                                  669               1,513               6,043              15,471
                                                     -----------------   -----------------   -----------------   -----------------

Net Loss                                                   $    (669)         $   (1,513)         $   (6,043)         $  (15,471)
                                                     =================   =================   =================   =================

Average Shares of Common Stock Outstanding
                                                              960,000             490,000             960,000             866,000
                                                     =================   =================   =================   =================

(Loss) per Common Share                                    $   (0.00)          $   (0.00)          $   (0.01)          $   (0.02)
                                                     =================   =================   =================   =================



The accompanying Notes to Financial Statements are an integral part of these financial statements.

                 EZEE Rider Corp. -  A Development Stage Company
                            Statements of Cash Flows

           (Uses) / Sources of Cash               For the Three       For the Three       For the Nine     For the Period
                                                   Months Ended       Months Ended        Months Ended    since Inception
                                                  September 30,    September 30, 2000    September 30,    (July 12, 2000)
                                                 2001 (Unaudited)      (Unaudited)      2001 (Unaudited)    to September
                                                                                                              30, 2001
                                                                                                            (Unaudited)
Operating Cash Flow
(Loss) for period                                      $    (669)        $   (1,513)        $   (6,043)        $  (15,471)
Less- Accounts Payable
                                                                -              1,413                  -              1,500
Less- Franchise Taxes Payable
                                                                -                100              (150)                  -
                                                ------------------ ------------------  -----------------  -----------------
          Net Cash Used By Operations
                                                            (669)                  -            (6,193)           (13,971)
                                                ------------------ ------------------  -----------------  -----------------

Financing
Shareholder Loan
                                                              630                                 6,285              6,285
Sale of Common Stock
                                                                -              7,800                  -              9,600
                                                ------------------ ------------------  -----------------  -----------------
            Net Cash From Financing
                                                              630              7,800              6,285             15,885
                                                ------------------ ------------------  -----------------  -----------------

Change in Cash
                                                             (39)              7,800                 92              1,914
Cash - Beginning
                                                            1,953                  -              1,821                  -
                                                ------------------ ------------------  -----------------  -----------------
Cash - Ending                                           $   1,914          $   7,800          $   1,914          $   1,914
                                                ================== ==================  =================  =================

Cash Paid for Interest                                    $     -            $     -            $     -            $     -
                                                ================== ==================  =================  =================

Cash Paid for Income Taxes                                $     -            $     -            $     -            $     -
                                                ================== ==================  =================  =================




The accompanying Notes to Financial Statements are an integral part of these financial statements.

                 EZEE Rider Corp. -- A Development Stage Company
                          Notes To Financial Statements
                               September 30, 2001


1. Interim Financial Presentation

     The accompanying unaudited, condensed, balance sheet as of September 30, 2001 and statements of operations and cash flows for the three and six month periods then ended and for the period since inception (July 12, 2000) have been prepared in accordance with the instructions for SEC Form 10-QSB and, accordingly, do not include all disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Interim unaudited  financial results should be read in conjunction with the
     audited  financial  statements  included  in  the  Company's   Registration
     Statement on Form SB-1, Amendment No. 4.

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year ending on December 31, 2001.


2. Shareholder Loans

     Southward Investments LLC (the principal shareholder) has loaned EZEE Rider Corporation $8,085 as shown in the table below. The terms of each of the loans include interest at 7.5% on the unpaid balance and repayment by December 31, 2001.

             Date                 Amount
        March 26, 2001             $  2,000
        April 25,2001                 1,000
         May 3, 2001                  1,500
         May 31, 2001                   200
        June 13, 2001                   955
        July 27, 2001                 1,800
      September 21, 2001                630
                               -------------
   Total shareholder loans         $  8,085
                               =============



3. Registration of Common Stock

     On July 9, 2001, the Company's registration statement for the sale of 1,000,000 shares of common stock was declared effective by the Securities and Exchange Commission. On October 7, 2001, the Company extended the offering for an additional 90 day period and, as of the date of this filing, none of the shares covered by the registration statement has been sold to the public.

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

Registration Statement

     On July 9, 2001, our registration statement was declared effective by the Securities and Exchange Commission and, on October 7, 2001, we extended the offering for an additional 90 day period. We, through Platinum Investments Corporation, are offering 1,000,000 shares of common stock at a price of $0.50 per share, for total gross proceeds of $500,000, with net proceeds of approximately $460,000. As of the date of this report, no shares have been sold in the offering.

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

     To date we have not sold any of our stock in the offering. Below the success level of 25% in this offering, our ability to execute our business plan could be impaired due to a lack of available cash and our ability to continue our business could be adversely impacted.

Results of Operations

     We believe that our financial condition and results of operations included in this report are not indicative of our future prospects. During the three and nine months ended September 30, 2001 we have been in the early stage of operations development. Our focus has been primarily directed toward preparing our registration statement for the sale of common stock to enable us to execute our business plan, as described above.

     During the three and nine months ended September 30, 2001, our cash position remained relatively constant. During the three and nine months ended September 30, 2001, we had no revenues and our net loss was $669 and $6,043, respectively. Our ability to pay ongoing expenses was met by loans from our principal shareholder.

     Southward Investments LLC (the principal shareholder) has loaned us $8,085, which is to be repaid from the proceeds of our offering.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

     In November 2000, we filed a registration statement with the SEC to sell 1,000,000 shares of our common stock at $0.50 per share. Our registration statement was declared effective by the SEC on July 9, 2001, file number 333-50472. On October 7, 2001, we extended the offering for an additional 90 day period.

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

     As of the September 30, 2001, we had incurred $15,775 in expenses in connection with the offering. Those expenses include the following:

   Legal                                       $12,230
   Accounting                                    2,500
   Filing fees                                   1,045
                                        -----------------
   Total                                       $15,775
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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001

EZEE Rider Corp.



By:   /s/  Morris Diamond
         Morris Diamond
         President (Principal Financial and
         Accounting Officer)